Form 10-K/A
period 2001-12-31
GMAC COMMERCIAL MORT SEC INC MORT PAS THR CER SER 2001-C1
filed 2002-12-18
CIK 1140867

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549



                                     FORM 10-K/A

                                   Amendment No. 1

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


   c/o Wells Fargo Bank Minnesota, N.A.
   9062 Old Annapolis Road
   Columbia, MD                                 21045
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

      Yes  X       No ___







  This Amendment No. 1 on Form 10-K/A amends Item 14 of the original Annual Report on Form 10-K (the "Original Form 10-K") filed on March 26, 2002 on behalf of GMAC Commercial Mortgage Securities, Inc., Commercial Mortgage Pass-Through Certificates, Series 2001-C01 established pursuant to the Pooling and Servicing Agreement among GMAC Commercial Mortgage Securities, INC., as Depositor, GMAC Commercial Mortgage Corporation as Master Servicer,
  GMAC Commercial Mortgage Corporation as Special Servicer, and Wells Fargo
  Bank Minnesota, N.A., as Trustee pursuant to which GMAC Commercial Mortgage Securities, Inc., Commercial Mortgage Pass-Through Certificates, Series 2001-C01 registered under the Securities Act of 1933 (the "Certificates") were issued.







  Item 14 of the Original Form 10K is amended in its entirety to read as follows:


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

    (99.2) Report of Management as to Compliance with Minimum Servicing
           Standards for the year ended December 31, 2001.

       a) GMAC Commercial Mortgage Corporation, as Servicer <F1>

    (99.3) Annual Statements of Compliance under the Pooling and Servicing
           Agreements for the year ended December 31, 2001.

       a) GMAC Commercial Mortgage Corporation, as Servicer <F1>

    (99.4) Aggregate Statement of Principal and Interest Distributions to
           Certificate Holders. <F2>


   (b) On October 18, 2001, December 03, 2001, and January 02, 2002 reports on Form 8-K were filed by the Company in order to provide the statements for the monthly distributions to holders of the Certificates. No other reports on Form 8-K have been filed during the last quarter of the period covered by this report.





   (c) Not applicable.


   (d) Omitted.

  <F1> Filed herewith.

  <F2> Previously filed.

                               SIGNATURE


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



    GMAC Commercial Mortgage Securities, Inc.
    Commercial Mortgage Pass-Through Certificates
    Series 2001-C01
    (Registrant)




  Signed:  Wells Fargo Bank Minnesota, N.A. as Trustee

  By:   William P. Walther, Jr., as Vice President

  By: /s/  William P. Walther, Jr.

  Dated: December 16, 2002


Sarbanes-Oxley Certification


I, William P. Walther, Jr., certify that:

1. I have reviewed this annual report on Form 10-K, and all reports on Form 8-K containing distribution or servicing reports filed in respect of periods included in the year covered by this annual report, of GMAC Commercial Mortgage Securities, Inc. Commercial Mortgage Pass-Through Certificates Series 2001-C01.

2. Based on my knowledge, the information in these reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by this annual report.

3. Based on my knowledge, the [distribution or servicing] information required to be provided to the trustee by the servicer under the pooling and servicing agreement is included in these reports.


      Date: December 16, 2002


      William P. Walther, Jr.
      [Signature]


      Vice President
      [Title]





  Exhibit Index

  Exhibit No.

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

  (99.2) Report of Management as to Compliance with Minimum Servicing
         Standards for the year ended December 31, 2001.

     a) GMAC Commercial Mortgage Corporation, as Servicer <F1>

  (99.3) Annual Statements of Compliance under the Pooling and Servicing
         Agreements for the year ended December 31, 2001.

     a) GMAC Commercial Mortgage Corporation, as Servicer <F1>

  (99.4) Aggregate Statement of Principal and Interest Distributions to Certificate Holders. <F2>


  <F1> Filed herewith.
  <F2> Previously filed.


EX 99.1 (a)

PricewaterhouseCoopers LLP (LOGO)

PricewaterhouseCoopers LLP
1177 Avenue of the Americas
New York NY 10036
Telephone (646) 471 4000
Facsimile (646) 471 4100

Report of Independent Accountants

To the Board of Directors and Shareholder of GMAC Commercial Mortgage Corp.

We have examined management's assertion, dated March 13, 2002, about GMAC Commercial Mortgage Corp. and its subsidiaries' (the "Company") compliance with its established minimum master servicing standards ("Master Servicing Policy") as of and for the year ended December 31, 2001 included in the accompanying management assertion (Exhibit 1). Management is responsible for the Company's compliance with the Master Servicing Policy. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

Our examination was made in accordance with the standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the Master Servicing Policy and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the Master Servicing Policy.

In our opinion, management's assertion that the Company complied with the aforementioned Master Servicing Policy as of and for the year ended December 31, 2001 is fairly stated, in all material respects.



March 13, 2002



EX 99.2 (a)

GMAC Commercial Holding Corp.
200 Witmer Road
Horsham PA 19044
Tel. 215-328-4822
Fax  215-328-1316

GMAC Commercial Holding Corp. (LOGO)

Management's Assertion Concerning Compliance with Minimum Master Servicing Standards

March 13,2002

As of and for the year ended December 31, 2001, GMAC Commercial Mortgage Corp., and its subsidiaries, have complied in all material respects with the master servicing standards set forth in the Company's master servicing standards (attached), which were derived from the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers.

The Company, as master servicer, performs certain functions with respect to servicing loans, however, the direct loan servicing functions are performed by various subservicers. For those loans included in the Pooling and Servicing Agreements listed in the attached Exhibit A, the Company has complied with their Master Servicing Standards enumerated below, as of and for the year ended December 31, 2001.

David E. Creamer, President and CEO

Wayne D. Hoch, Executive Vice President and CFO



Michael Lipson,
Executive Vice President



EX 99.3 (a)

GMAC
Commercial Mortgage    (logo)

Servicing Officer's Certificate
For the Year Ended December 31, 2001

GMAC Commercial Mortgage Securities, Inc
Series 2001-Cl

Pursuant to GMAC Commercial Mortgage Corporation's Servicing Standards, I hereby attest that:

i. A review of the activities of GMAC Commercial Mortgage Corporation as Servicer during the period, and of its compliance with procedures has been made under my supervision.

ii. To the best of my knowledge, based on such review, GMAC Commercial Mortgage Corporation as Servicer, has fulfilled all of its obligations throughout the period.

iii. GMAC Commercial Mortgage Corporation, as Master Servicer, has received no notice regarding qualifications, or challenging the status, of the Trust Fund as a REMIC from the Internal Revenue Service or any other governmental agency or body.

GMAC COMMERCIAL MORTGAGE CORPORATION



By: Brian T Stauffer
Title: Senior Vice President
Date: March 29, 2002



200 Witmer Road * P.O. Box 1015 * Horsham, PA 19044-8015